Form 10-K
period 2004-12-31
IRWIN WHOLE LOAN HOME EQUITY TRUST 2004 A
filed 2005-03-30
CIK 1284831

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-91334-23


        Irwin Home Equity Loan Trust
        Home Equity Loan-Backed Notes
        Series 2004-A

     (Exact name of registrant as specified in its charter)


   New York                                           N/A
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 22.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Irwin Union Bank and Trust, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Irwin Union Bank and Trust, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Irwin Union Bank and Trust, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Irwin Home Equity Loan Trust
    Home Equity Loan-Backed Notes
    Series 2004-A
    (Registrant)


  Signed: Irwin Union Bank and Trust as Master Servicer

  By:     Mary Rottman, Vice President & Treasurer - Home Equity Lending

  By: /s/ Mary Rottman, Vice President & Treasurer - Home Equity Lending

  Dated: March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re: Irwin Whole Loan Home Equity Trust 2004-A

  I, Mary Rottman, Vice President & Treasurer - Home Equity Lending, of Irwin Union Bank and Trust Company (the "Master Servicer") in charge of servicing, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report for Irwin Whole Loan Home Equity Trust 2004-A (the "Trust");

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution information and the servicing information required to be provided to the Indenture Trustee by the Master Servicer under the Sale and Servicing Agreement is included in these reports;

  4. I am responsible for reviewing the activities performed by the Master Servicer under the Sale and Servicing Agreement and based upon my knowledge and the annual compliance review required under the Sale and Servicing Agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under the Sale and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Sale and Servicing Agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided by the following unaffiliated third parties:
     Bear Stearns Asset Backed Securities, Inc., and Wells Fargo Bank, N.A. as Trustee.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Sale and Servicing Agreement, dated March 1, 2004 (the "Sale and Servicing Agreement"), among Bear Stearns Asset Backed Securities, Inc., as depositor, the Master Servicer, the Trust and Wells Fargo Bank, National Association, as indenture trustee (the "Indenture Trustee").

     Date: March 30, 2005

     /s/ Mary Rottman
     Signature

     Vice President & Treasurer - Home Equity Lending
     Title


  EX-99.1
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1400
225 South Sixth Street
Minneapolis MN 55402
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Auditors


To the Shareholder and Board of Directors
Irwin Home Equity


We have examined management's assertion about Irwin Home Equity's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ PricewaterhouseCooper LLP

March 7, 2005




Irwin Home Equity
12677 Alcosta Blvd.
Suite 500
San Ramon, CA 94583-4427
925.277.2001
925.277.0481 Fax

EXHIBIT I


(logo) Irwin
Home Equity


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


As of and for the year ended December 31, 2004, Irwin Home Equity, a majority owned subsidiary of Irwin Union Bank and Trust Company have complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $34,000,000 and $20,000,000 respectively.



/s/ Dan Kuster 2/28/05
Dan Kuster
Vice President, Finance


/s/ Jocelyn Martin-Leano 3/1/05
Jocelyn Martin-Leano
Executive Vice President - Operations



an Irwin Financial Company





  EX-99.2
Irwin Home Equity
12677 Alcosta Blvd.
Suite 500
San Ramon, CA 94583-4427
925.277.2001
925.277.0481 Fax

EXHIBIT I


(logo) Irwin
Home Equity


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards



As of and for the year ended December 31, 2004, Irwin Home Equity, a majority owned subsidiary of Irwin Union Bank and Trust Company have complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $34,000,000 and $20,000,000 respectively.



/s/ Dan Kuster 2/28/05
Dan Kuster
Vice President, Finance


/s/ Jocelyn Martin-Leano 3/1/05
Jocelyn Martin-Leano
Executive Vice President - Operations



an Irwin Financial Company





  EX-99.3
OFFICER'S CERTIFICATE OF THE MASTER SERVICER
RE: ANNUAL STATEMENT AS TO COMPLIANCE

The undersigned, each a duly authorized representative of Irwin Union Bank and Trust Company as Seller and Master Servicer ("Master Servicer") pursuant to the Sale and Servicing Agreement dated as of March 1, 2004, by and among Bear Stearns Asset Backed Securities, Inc., as Depositor, Irwin Union Bank and Trust Company, as Seller and as Master Servicer, Irwin Whole Loan Home Equity Loan Trust 2004-A, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee (as such agreement may be amended, supplemented or otherwise modified from time to time, the "Sale and Servicing Agreement"), do hereby certify as follows:

A. Capitalized terms used in this Certificate have their respective meanings set forth in the Sale and Servicing Agreement. References herein to certain Sections and Subsections are references to the respective Sections and Subsections of the Sale and Servicing Agreement.

B. This Certificate is being delivered pursuant to Section 3.14 of the Sale and Servicing Agreement.

C. The Master Servicer is the Master Servicer under the Sale and Servicing Agreement.

D.   The undersigned are duly authorized Officers of the Master Servicer.

E. A review of the activities of the Master Servicer during the 2004 fiscal year and of its performance under the Sale and Servicing Agreement has been made under our supervision.

F. To the best of our knowledge, based on the above-mentioned review, the Master Servicer has fulfilled all of its obligations under the Sale and Servicing Agreement and any applicable Supplements throughout the 2004 fiscal year.

IN WITNESS WHEREOF, the Master Servicer has caused this Certificate to be executed and delivered on its behalf by its duly authorized officers on this 10th day of March, 2005.

IRWIN UNION BANK AND TRUST COMPANY


Attest: /s/ Lorraine Sumulong
Lorraine Sumulong
Assistant Secretary

/s/ Jocelyn Martin-Leano
Jocelyn Martin-Leano
Vice President-Operations
Home Equity Lending



Officer's Certificate of the Master Servicer (2004-A)





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-IO                           1,323,360.00                  0.00                 0.00              24,813,000.00
   B-1                              380,028.94                  0.00                 0.00              14,474,000.00
   B-2                              132,902.17                  0.00                 0.00               3,446,000.00
   C-1                                    0.00                  0.00                 0.00                     100.00
   I-A1-A                         1,030,678.82         47,274,704.78                 0.00              54,475,295.21
   I-A1-B                           726,625.60                  0.00                 0.00              48,124,000.00
   I-A2                             276,976.14          6,891,822.64                 0.00              14,957,177.36
   II-A                             482,626.79         20,929,462.56                 0.00              25,842,537.43
   M-1                              349,995.02                  0.00                 0.00              22,056,000.00
   M-2                              366,237.72                  0.00                 0.00              17,231,000.00
   OC                                     0.00                  0.00                 0.00               9,976,246.13
   VFN                                    0.00                  0.00                 0.00                       0.00
   X-1                                    0.00            429,221.75                 0.00               5,770,778.25
   X-2A                                   0.00                  0.00                 0.00             210,582,256.13
   X-2B                                   0.00                  0.00                 0.00             210,582,256.13